Form 10-Q
period 2026-09-30
Evernorth Holdings Inc.
filed 2026-11-13
CIK 2092592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-43505
_________________________
Evernorth Holdings Inc.
(Exact name of registrant as specified in its charter)
_________________________

Nevada	39-4156999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Battery St. San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)
(415) 322-3046
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	XRPN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	XRPNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No  ☒
As of November 9, 2026, the registrant had 27,012,248 shares of Class A common stock, par value $0.001, 0 shares of Class B common stock, par value $0.001, and 31,392,746 shares of Class C common stock, par value $0.001, outstanding. Class B common stock and Class C common stock are not listed on any securities exchange.

EXPLANATORY NOTE

Unless otherwise stated or unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Pubco,” the “Company,” “we,” “us,” and “our” refer to Evernorth Holdings Inc., a Nevada corporation.

Pubco was incorporated in Nevada on August 29, 2025 for the purpose of effectuating the business combination transaction described in this Quarterly Report on Form 10-Q (the “Business Combination”) among Pubco, Pathfinder Digital Assets LLC (“Pathfinder”), Arrington Capital SPAC I, Inc. (f/k/a Armada Acquisition Corp. II, a Cayman Islands exempted company) (“SPAC”), and certain merger subsidiaries, pursuant to that certain Business Combination Agreement, dated as of October 19, 2025 (the “Merger Agreement”), by and among Pubco, Pathfinder, Ripple Labs Inc. (“Ripple”), SPAC, Evernorth Company Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”), and Evernorth Corporate Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (designated “SPAC Merger Sub”).

The Business Combination was consummated on October 9, 2026 (the “Closing Date”), following approval by SPAC’s shareholders at a special meeting held on September 30, 2026, through (i) the merger of Company Merger Sub with and into Pathfinder, with Pathfinder continuing as the surviving company and a subsidiary of Pubco, and (ii) the merger of SPAC Merger Sub with and into SPAC, with SPAC surviving as a wholly owned subsidiary of Pubco.

This Quarterly Report on Form 10-Q is being filed with respect to the quarterly period ended September 30, 2026, which was before the consummation of the Business Combination. Accordingly, the disclosures herein, including the financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, describe the financial condition and nominal capitalization of Pubco prior to the completion of the Business Combination.

Subsequent to the filing of this Quarterly Report on Form 10-Q, and within 90 days of the end of the prior fiscal period, the Company will file Amendment No. 1 to the Company's Current Report on Form 8-K, initially filed with the SEC on October 9, 2026 (the "Form 8-K/A"). The Form 8-K/A will include (i) the unaudited condensed balance sheet of Pathfinder as of September 30, 2026, the balance sheet of Pathfinder as of December 31, 2025, the unaudited condensed statement of operations and changes in member's deficit of Pathfinder for the three and nine months ended September 30, 2026 and for the period from July 18, 2025 (inception) through September 30, 2025, the unaudited condensed statement of cash flows of Pathfinder for the nine months ended September 30, 2026, and for the period from July 18, 2025 (inception) through September 30, 2025 and the related notes; (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pathfinder for the three and nine months ended September 30, 2026; (iii) the audited financial statements of SPAC as of and for the year ended September 30, 2026 and for the period from inception through September 30, 2025 and December 31, 2025, and the related notes; and (iv) the unaudited pro forma condensed combined financial information of the Company as of September 30, 2026 and for the nine months ended September 30, 2026 and the period from July 18, 2025 (inception) through December 31, 2025. Interested parties should refer to the Form 8-K/A for more information when available.

For information regarding the combined company following the Business Combination, including the business, management, security ownership and other matters of Evernorth Holdings Inc., interested parties should refer to the Company's Current Report on Form 8-K, initially filed with the SEC on October 9, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•future financial results or strategies regarding Pubco;
•Pubco’s ability to execute its business strategy, develop operations, and achieve profitability, including as a newly formed company with limited operating history;
•the outcome of the Business Combination and statements regarding the anticipated benefits of the Business Combination;
•the size and value of the XRP assets held by Pubco;
•the price, liquidity and volatility of XRP;
•market perception, adoption and long-term prospects of XRP and the XRP Ledger;
•competitive conditions affecting Pubco’s business, including developments in the digital asset markets and the entry of new XRP-related investment products;
•digital assets;
•Pubco’s listing on any securities exchange;
•macroeconomic, geopolitical, market, competitive and regulatory conditions affecting XRP and digital assets generally;
•Pubco’s planned business strategy, including its management of XRP assets, treasury operations and participation in XRP yield-generation or related network activities;
•Pubco’s ability to provide its stockholders with exposure to XRP assets and to participate in Pubco’s capital markets plans, as well as the use of proceeds of any potential future capital raises;
•objectives of management for future operations of Pubco;
•the upside potential and opportunity for investors;
•Pubco’s plan for value creation and strategic advantages, market size and growth opportunities, technological and market trends;
•changes in laws, regulations or governmental policies applicable to digital assets, XRP, the XRP Ledger, or Pubco’s business, including tax and securities laws;
•Pubco’s custodial arrangements, counterparty relationships, information-security framework and ability to safeguard its XRP holdings;
•Pubco’s future financial condition and performance and the expected financial impacts of the Business Combination; and
•other risk factors disclosed under “Risk Factors” in our registration statement on Form S-1, filed with the SEC on October 30, 2026, as such factors may be updated from time to time in our other filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, accessible on the SEC’s website at www.sec.gov and the Investor Relations section of the Company’s website at https://ir.evernorth.xyz/.

ii

These forward-looking statements are based on information available as of the date of this prospectus, and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the views of Pubco as of any subsequent date, and Pubco does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements are subject to risks, uncertainties, and other factors, including those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on any forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in such forward-looking statements.

Neither we nor any other person assume responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, restructurings, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVERNORTH HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$91,397	$—
Restricted cash	49,995	49,995
Prepaid expenses	54,333	—
Total current assets	195,725	49,995
Deferred offering costs	6,806,877	3,802,903
Digital assets	341,887,231	612,924,401
Total assets	$348,889,833	$616,777,299

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued liabilities	$6,248,712	$336,371
Related party payable	3,968,993	4,587,335
Refundable investor advances	—	764,570,995
Total current liabilities	10,217,705	769,494,701
Refundable investor advances	524,259,563	—
Total liabilities	534,477,268	769,494,701
Stockholder’s deficit:
Common stock $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	0	0
Accumulated deficit	(185,587,435)	(152,717,402)
Total stockholder’s deficit	(185,587,435)	(152,717,402)
Total liabilities and stockholder’s deficit	$348,889,833	$616,777,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERNORTH HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	August 29, 2025 (Inception) to September 30, 2025
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative	$666,834	$2,114,461	$515,000
Digital asset impairment	6,891,073	271,037,170	—
Total operating expenses	7,557,907	273,151,631	515,000
Loss from operations	(7,557,907)	(273,151,631)	(515,000)
Other (income) expense
Change in fair value of refundable investor advances	(162,834,432)	(240,311,432)	—
Interest expense, related party	11,825	29,834	—
Total other (income) expense	(162,822,607)	(240,281,598)	—
Income (loss) before provision for income taxes	155,264,700	(32,870,033)	(515,000)
Provision for income taxes	—	—	—
Net income (loss)	$155,264,700	$(32,870,033)	$(515,000)
Earnings per share:
Basic and diluted	$155,264,700	$(32,870,033)	$(515,000)
Weighted-average common shares outstanding:
Basic and diluted	1	1	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERNORTH HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

Three Months Ended September 30, 2026
(Unaudited)
	Common Stock		Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance as of July 1, 2026	1	$0	$(340,852,135)	$(340,852,135)
Net income	—	—	155,264,700	155,264,700
Balance as of September 30, 2026	1	$0	$(185,587,435)	$(185,587,435)

Nine Months Ended September 30, 2026
(Unaudited)
	Common Stock		Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance as of January 1, 2026	1	$0	$(152,717,402)	$(152,717,402)
Net loss	—	—	(32,870,033)	(32,870,033)
Balance as of September 30, 2026	1	$0	$(185,587,435)	$(185,587,435)

August 29, 2025 (Inception) to September 30, 2025
	Common Stock		Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance as of August 29, 2025	—	$—	$—	$—
Issuance of common stock	1	0	—	—
Net loss	—	—	(515,000)	(515,000)
Balance as of September 30, 2025	1	$0	$(515,000)	$(515,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERNORTH HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2026	August 29, 2025 (Inception) to September 30, 2025
	(Unaudited)
Cash flows from operating activities:
Net loss	$(32,870,033)	$(515,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to the fair value of refundable investor advances	(240,311,432)
Digital asset impairment	271,037,170
Changes in assets and liabilities:
Prepaid expenses	(54,333)
Accounts payable and accrued liabilities	(1,567,839)
Related party payable	2,044,337	515,000
Net cash used in operating activities	(1,722,130)	—
Cash flows from financing activities:
Proceeds from related party	2,845,408
Payments of deferred offering costs	(1,031,881)
Net cash provided by financing activities	1,813,527	—
Net increase in cash, cash equivalents and restricted cash	91,397
Cash, cash equivalents, and restricted cash at beginning of period	49,995
Cash, cash equivalents, and restricted cash at end of period	141,392	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	91,397
Restricted cash	49,995
Total cash, cash equivalents, and restricted cash	$141,392	$—
Non-cash financing activities:
Reclassification of related party payable to accounts payable	$5,508,087	$—
Unpaid deferred offering costs	$2,074,996	$1,761,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.      Organization
a)Nature of Operations
Evernorth Holdings Inc. (“Evernorth”, or the “Company”), incorporated in Nevada on August 29, 2025 (“inception”) is a public company as a result of the business combination described below. As of September 30, 2026, Evernorth was a wholly-owned subsidiary of Ripple Labs, Inc. (“Ripple” or the “Parent”) and was formed as a purpose-built vehicle for investment in XRP through public equity markets. XRP is the digital asset native to the distributed XRP Ledger. Evernorth is structured to provide institutional investors with exposure to XRP via a regulated investment vehicle.

On October 19, 2025, the Company, Pathfinder Digital Assets LLC (“Pathfinder”), Ripple, Arrington Capital SPAC I Inc. (f/k/a Armada Acquisition Corp. II) (“SPAC”), Evernorth Company Merger Sub LLC a wholly-owned subsidiary of Evernorth (“Company Merger Sub”) and Evernorth Corporate Merger Sub Inc. a wholly-owned subsidiary of Evernorth (“SPAC Merger Sub”), entered into a definitive Business Combination Agreement (“BCA”). The BCA provided for a series of transactions whereby, among other things, SPAC domesticated from a Cayman Islands exempted company into a Delaware corporation prior to closing, and on closing, (i) SPAC Merger Sub merged with and into SPAC, with SPAC surviving as a wholly owned subsidiary of the Company, and (ii) Company Merger Sub merged with and into Pathfinder, with Pathfinder surviving and the Company becoming its sole managing member (collectively, the “Mergers” or “Business Combination.”). Upon consummation of the Mergers, Evernorth became the publicly traded parent company of the combined entities (“Pubco”).
On August 12, 2026, the parties amended the BCA, Contribution Agreement, Advance Funding, Series C and Contributor Related Party Entity agreements to revise the XRP pricing mechanics and the descriptions below reflect the agreements as amended.
Contribution Agreement
On October 19, 2025, the Company and Pathfinder entered into a contribution agreement with Ripple where Ripple contributed 126,791,458 XRP (“Contributed XRP”) to Pathfinder in exchange for additional units of Pathfinder. The number of units (“Initial Subscribed Units”) was calculated as the quotient of a) the product of the Contributed XRP and the volume-weighted average price (“VWAP”) of XRP denominated in USD on the day immediately preceding the date on which the BCA is signed (“Signing Date”) (“Signing XRP Price”) and b) $10.00.
These units were exchanged for Pubco Class A Common Shares at closing of the BCA (“Closing Date”), provided that conversions were only made up to a 9.9% ownership threshold (including any ownerships held by affiliates of Ripple) in Pubco; any excess remained as units in Pathfinder.
As amended on August 12, 2026, because the average value of XRP for the three days immediately preceding the Closing Date ("Closing XRP Price") differed from the Signing XRP Price, the number of Initial Subscribed Units was adjusted by a number of units (the "Adjustment Units") equal to the product of (i) the number of Initial Subscribed Units and (ii) the difference between (1) the quotient of the Closing XRP Price and the Signing XRP Price and (2) one. Prior to the amendment, the adjustment applied only if the Closing XRP Price exceeded the Signing XRP Price.
This agreement has no impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Advance and Delayed Subscription Agreements
Concurrently, the Company, Pathfinder, and SPAC entered into subscription agreements with various institutional and accredited investors on October 19, 2025 to secure additional funding for the Mergers  (“Advance and Delayed Subscription Agreements”). The Advance and Delayed Subscription Agreements included the following capital commitments at closing:
Advance Funding: Certain investors contributed a total of $214,049,995 in cash by October 23, 2025 and 600,000 XRP by October 24, 2025 to the Company (“Advance Funding Subscription Agreement”). The cash received was used by Evernorth to purchase 84,365,876 XRP which was received partially on October 31, 2025 with the remainder by November 6, 2025. These investors agreed to purchase newly issued shares of Pubco Class A Common Stock at the Closing Date at $10.00 per share equity valuation (“Initial Subscribed Shares.”) The XRP was placed into an escrow in an unencumbered digital custody wallet in the name of Pubco, but for the benefit of the investors, pending completion of the Business Combination.
As amended on August 12, 2026, because the average value of XRP for the three days immediately preceding the Closing Date ("Closing XRP Price") differed from the Signing XRP Price, the number of Initial Subscribed Shares was adjusted by a number of shares (the "Adjustment Shares") equal to the product of (i) the number of Initial Subscribed Shares and (ii) the difference between (1) the quotient of the Closing XRP Price and the Signing XRP Price and (2) one. Prior to the amendment, the adjustment applied only if the Closing XRP Price exceeded the Signing XRP Price.
On August 12, 2026, certain investors affiliated with SBI Holdings, Inc. amended their Advance Funding Subscription Agreements to provide that, upon consummation of the Business Combination, the number of shares of Pubco Class A Common Stock issuable to such investors was limited to an ownership threshold of 39.9% of the outstanding Pubco Class A Common Stock. Any shares that would otherwise be issued above such threshold were instead issued as Pubco Class C Common Stock. The Pubco Class C Common Stock will remain convertible into Pubco Class A Common Stock in accordance with Pubco’s governing documents. There is no impact to the condensed consolidated financial statements presented for the period as of and for the three and nine months ended September 30, 2026.
Delayed Funding: Additional investors committed $10,500,000 in cash and 200,000 XRP, which will be delivered at the Closing Date. These investors also agreed to purchase Pubco Class A Common Stock at a $10.00 per share equity valuation. This agreement has no impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.
Series C Subscription Agreement
On October 19, 2025, the Company, Pathfinder, and SPAC entered into a Series C subscription agreement with Arrington XRP Capital Fund, LP (“Sponsor”) (“Series C Subscription Agreement”.) RippleWorks, Inc. (“RippleWorks”), a nonprofit foundation, contributed 211,319,096 XRP to the Sponsor which was subject to the Sponsor’s obligation to invest all of the XRP received from RippleWorks for shares of Pubco pursuant to the Series C Subscription Agreement. Rippleworks is a limited partner of the Sponsor.
Under the Series C Subscription Agreement, the Sponsor contributed the subscription price of 211,319,096 XRP on October 23, 2025 into an escrow in an unencumbered digital custody wallet in the name of Pubco but for the benefit of the Sponsor, pending completion of the Business Combination. In return, the Sponsor received a combination of Pubco Class A Common Stock and Class C Common Stock (collectively, the “Series C Initial Subscribed Shares”) on Closing Date at $10.00 per share equity valuation. The Sponsor received a number of Class A shares such that, immediately after the closing of the Business Combination and related transactions, the Sponsor beneficially owned 19.9% of the outstanding voting shares, with the remaining shares issued as Class C Common Stock in Pubco which are nonvoting shares.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As amended on August 12, 2026, because the average value of XRP for the three days immediately preceding the Closing Date ("Closing XRP Price") differed from the Signing XRP Price, the number of Series C Initial Subscribed Shares was adjusted by the Adjustment Shares equal to the product of (i) the number of Series C Initial Subscribed Shares and (ii) the difference between (1) the quotient of the Closing XRP Price and the Signing XRP Price and (2) one. Prior to the amendment, the adjustment applied only if the Closing XRP Price exceeded the Signing XRP Price.
Contributor Related Party Entity Subscription
Concurrently, on October 19, 2025, the Company, Pathfinder, and SPAC entered into a subscription agreement with an investor affiliated with Ripple (the “Contributor Related Party Entity”), to facilitate a private placement of equity interests in Pubco (“Contributor Related Party Entity Subscription Agreement”.) Under the agreement, Contributor Related Party Entity committed to purchase Class A Common Stock in Pubco on Closing Date at $10.00 per share equity valuation, in exchange for 50,000,000 XRP (“Contributor Related Party Entity Initial Subscribed Units”.) The 50,000,000 XRP was transferred to the Company on October 20, 2025 and was placed into an escrow in an unencumbered digital custody wallet in the name of Pubco, but for the benefit of the Contributor Related Party Entity, pending completion of the Business Combination. On Closing Date, the Contributor Related Party Entity received a combination of Pubco Class A Common Stock and units in Pathfinder (“Pathfinder Units”), structured to ensure that Ripple and the Contributor Related Party Entity combined do not exceed 9.9% ownership of Pubco immediately following the closing of the Business Combination. Any excess equity interests beyond this ownership threshold were issued in the form of Pathfinder Units rather than Pubco Class A Common Stock.
As amended on August 12, 2026, because the average value of XRP for the three days immediately preceding the Closing Date ("Closing XRP Price") differed from the Signing XRP Price, the number of Contributor Related Party Entity Initial Subscribed Units were adjusted by a number of Adjustment Units equal to the product of (i) the number of Initial Subscribed Units and (ii) the difference between (1) the quotient of the Closing XRP Price and the Signing XRP Price and (2) one. Prior to the amendment, the adjustment applied only if the Closing XRP Price exceeded the Signing XRP Price.
The Advance and Delayed Subscription Agreements, Series C Subscription Agreement, and Contributor Related Party Entity Subscription Agreement are herein collectively referred to as “Subscription Agreements.”
Convertible Note

On September 11, 2026, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with a purchaser (the "Purchaser"). Under the agreement, the Company agreed to issue $30.0 million aggregate principal amount of Convertible Senior PIK Note (the "Convertible Note"). The issuance of the Convertible Note was conditioned on the consummation of the Business Combination. Interest accrues at 4.00% per annum and is paid in kind semi-annually by increasing the principal amount. The Convertible Note matures on the fifth anniversary of the Closing Date. Any principal not converted, including capitalized PIK interest, is due in cash at maturity. The Company may not prepay or redeem the Convertible Note before maturity. The Purchaser may convert all, but not less than all, of the Convertible Note at any time on or after the first anniversary of the Closing Date and before maturity. The initial conversion rate is 98.03921 shares of Pubco Class A Common Stock per $1,000 principal amount, including capitalized PIK interest, which equals an initial conversion price of $10.20 per share. On conversion, the Purchaser may elect settlement in shares, cash, or a combination of cash and shares. The conversion value is capped at 4.0 times the original principal amount. Upon an event of default or a fundamental transaction, the Purchaser may require the Company to redeem the Convertible Note in cash at a price that provides an 8.0% annual yield on the original principal amount. In connection with the issuance of the Convertible Note, the Company incurred a $1.0 million advisory fee payable to Citizens JMP Securities, LLC and agreed to reimburse certain expenses of the Purchaser and Citizens JMP Securities, LLC, subject to limits of $100,000 and $25,000, respectively. As of September 30, 2026, the Closing had not occurred and the Convertible Note had not been issued. Accordingly, $0.3 million of costs incurred in connection with the anticipated issuance of the Convertible Note were capitalized as deferred offering costs as of September 30, 2026. Upon issuance of the Convertible Note, the Company elected the fair value option and recognized the related upfront costs and fees in earnings.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
b)Liquidity and Capital Resources
The Company has an accumulated deficit of $185,587,435 as of September 30, 2026, which represents losses and expenses incurred by the Company since inception. As of September 30, 2026, the Company held unrestricted cash of $91,397. Since inception, the Company has incurred operating losses. The Company’s operating activities have been funded through payments by Ripple, as well as the revolving Related Party Credit Facility provided by Ripple (as defined in Note 10). On October 19, 2025, the Company and Pathfinder entered into a contribution agreement with Ripple where Ripple contributed 126,791,458 XRP to Pathfinder, which can be liquidated to fund operational costs for both the Company and Pathfinder.
Management expects to continue to incur additional losses in future periods due to strategic investments in XRP, portfolio management activities, and expansion of operational infrastructure.
2.      Summary of Significant Accounting Policies
(a)Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
The consolidated statement of operations for the three and nine months ended September 30, 2026 reflects all expenses and activities directly attributable to the Company.
In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented.
(b)Significant Accounting Policies
There have been no material changes to our significant accounting policies from those disclosed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the notes to the Annual Report included elsewhere in the Proxy Statement/Prospectus and are incorporated herein by reference.
Use of Estimates
The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to liability measured at fair value using the fair value option, and determination of the fair value of its digital assets pursuant to its principal market.
The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
Segment Reporting
The Company has determined that it operates in a single operating and reportable segment. The Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”), responsible for evaluating performance and allocating resources. For the period presented, the Company’s activities were limited to initial formation and preparatory steps related to the Business Combination.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net income (loss) incurred during the three and nine months ended September 30, 2026 totaled $155,264,700 and $(32,870,033), respectively, primarily consisting of professional service fees, digital asset impairment, and changes in fair value of refundable investor advances. The CODM assesses segment performance based on net loss, which is the measure of segment profit or loss reported in the consolidated statement of operations. Segment expense information provided to the CODM is based on the expense categories presented in the condensed consolidated financial statements. The measure of segment assets are the total assets as reported on the consolidated balance sheets.
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.
Deferred Offering Costs
The Company defers certain legal, professional, accounting and other third-party fees that are directly associated with proposed offerings of securities, including the Business Combination, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations.
As of September 30, 2026 and December 31, 2025, the Company had $6,806,877 and $3,802,903, respectively, of deferred offering costs.
Digital Assets
The Company accounts for its digital assets, which consist solely of XRP, as indefinite lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Digital assets are initially recorded at cost and are subsequently measured at cost, net of accumulated impairment losses.
The Company determines the fair value of its XRP on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, using quoted prices from Coinbase, its principal market for XRP (Level 1 inputs). Each quarter, the Company evaluates whether events or changes in circumstances, primarily declines in quoted prices on the active market, indicate that it is more likely than not that the digital assets are impaired. In assessing impairment, the Company considers the lowest observable intraday price for one XRP on the principal market at any time since acquisition of the specific XRP held. An impairment loss is recognized when the carrying value of an XRP exceeds this lowest observable intraday price, in an amount equal to the difference.
Impairment losses are recognized in the period incurred and recorded within “Digital asset impairment” in the Company’s statements of operations. Following impairment, the digital assets are written down to fair value, which becomes the new cost basis and is not subsequently adjusted for increases in fair value. Gains on disposition, if any, are calculated as the excess of the sale price over the carrying value of the XRP sold (which reflects any previously recognized impairment losses) and are recognized in the statement of operations at the time of sale.
The Company determines the cost basis of XRP dispositions using specific identification, consistent with the ordering provisions of its operating agreement. Under these provisions, dispositions are made first from non-

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contributed XRP and thereafter from contributed XRP on a pro rata basis among contributed lots. Gains and losses are determined based on the carrying value of the XRP lots (which reflects any previously recognized impairment losses) disposed. The Company’s disposition strategy may also consider U.S. federal income tax implications; however, the accounting recognition of gains and losses is based on the carrying value of the XRP lots disposed.
Following consummation of the Business Combination, the Company became a related party to Ripple and was no longer a wholly-owned subsidiary of or controlled by Ripple. Management reassessed the applicability of ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60), and determined that the XRP holdings will not meet the scoping criteria of ASC 350-60-15-1f. As such, the XRP holdings are excluded from the scope of ASC 350-60 and will continue to be accounted for as indefinite-lived intangible assets, measured at historical cost less accumulated impairment.
Income Tax
The Company is a U.S. C-Corporation and as such, is a regarded entity for U.S Federal and State taxation and subject to income taxes.
For purposes of these separately issued financial statements, the Company applies the separate return method, under which the Company’s current and deferred income taxes are determined as if the Company filed its income tax returns on a stand-alone basis in each applicable jurisdiction.
Refundable Investor Advances
Refundable investor advances are accounted for at fair value pursuant to the fair value option and are remeasured at fair value at each reporting date, with changes in fair value recognized on the statement of operations as other (income) expense.
3.       Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to disclose, among others: (i) specific categories in the rate reconciliation table (ii) additional information for reconciling items that meet a quantitative threshold and (iii) the amount of income taxes paid on a disaggregated level. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted.
For public business entities, the amendments are effective for annual periods beginning after December 15, 2024 and after December 15, 2025, for all other entities. We adopted this guidance effective January 1, 2026. Related to this amended disclosure guidance, we will reflect the additional information in our fiscal 2026 annual financial statements.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods. Although the Company had no convertible debt instruments outstanding as of September 30, 2026, the Company subsequently issued convertible debt, as further discussed in Note 13, Subsequent Events. The Company is currently evaluating the impact of this guidance on its accounting for the convertible debt instruments.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.       Digital Assets
In connection with the Subscription Agreements executed in contemplation of the BCA (Note 1), investors party to the Subscription Agreements (collectively, the “Subscribers”) contributed either XRP directly or contributed cash that the Company is contractually required to use to purchase XRP (collectively, “Custody XRP”). Custody XRP was deposited into a custodial wallet maintained and controlled by Evernorth and was subjected to contractual restriction where it may not have been sold, transferred, pledged, or otherwise encumbered until the completion of Business Combination. The following tables present the changes in the carrying value of the Company’s digital assets for the period from August 29, 2025 (inception) to December 31, 2025, the three months ended September 30, 2026, and the nine months ended September 30, 2026:

Balance at August 29, 2025	$—
Additions	846,575,043
Impairment	(233,650,642)
Ending balance at December 31, 2025	$612,924,401

Balance at July 1, 2026	$348,778,304
Additions	—
Impairment	(6,891,073)
Ending balance at September 30, 2026	$341,887,231

Balance at January 1, 2026	$612,924,401
Additions	—
Impairment	(271,037,170)
Ending balance at September 30, 2026	$341,887,231

The following table presents the cost basis of XRP based on the lot of XRP received:

XRP Contribution (Units)	Historical Cost
50,000,001	$124,800,002
199,999	484,598
211,619,196	507,039,594
99,900	250,849
84,365,876	214,000,000
346,284,972	$846,575,043

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.       Accounts Payable and Accrued Liabilities
The Company’s accounts payable and accrued liabilities at September 30, 2026 and December 31, 2025 consist of the following:

Description	September 30, 2026	December 31, 2025
Offering costs	$5,677,580	$102,904
Accounts payable	413,836	136,011
Professional fees	157,296	97,456
Total	$6,248,712	$336,371

6.       Refundable Investor Advances
In connection with the Subscription Agreements executed in contemplation of the BCA (Note 1), if the earliest of the following was to have occurred: (i) the BCA was terminated; (ii) the Business Combination did not close on or prior to one year from the signing of the BCA; or (iii) a mutual written agreement of the parties to the Subscription Agreements to terminate the BCA, then the Company would have been contractually required to return to each Subscriber its pro rata portion of the Custody XRP or cash, taking into account the subscription price paid by the Subscribers. Accordingly, upon receipt of XRP or cash, the Company recorded a refundable investor advance on its consolidated balance sheets.
The Company has elected the fair value option under ASC 825 to measure the refundable investor advance. The fair value of the liability is determined using a valuation model that incorporates probability-weighted outcomes, including (i) the likelihood and fair value of Custody XRP that would be returned to Subscribers if the BCA did not close within the contractual time frame and (ii) the issuance of Pubco shares upon consummation of the BCA at an assumed valuation of $10 per share as discounted by a risk-free rate of 3.91%. As of September 30, 2026, the Company estimated 99% probability for the consummation of the Business Combination and 1% probability of the BCA not closing within the contractual time frame. The fair value of the Custody XRP is derived using the September 30, 2026 closing price per Coinbase of $1.49. Accordingly, the liability is classified within Level 3 of the fair value hierarchy.
As described in Note 1, on August 12, 2026, the parties amended the BCA and the Subscription Agreements to add a downward closing-date adjustment to the XRP pricing mechanics. Prior to the amendment, the number of Pubco shares issuable to Subscribers was fixed using the Signing XRP Price of $2.36609, subject only to an upward adjustment if the Closing XRP Price exceeded the Signing XRP Price. As a result, the fair value of the share-settlement outcome was not reduced when the price of XRP fell below the Signing XRP Price. Following the amendment, the number of shares issuable is determined using the lower of the Signing XRP Price and the Closing XRP Price. The share-settlement value of the liability therefore moves with decreases in the fair value of Custody XRP. The amendment did not change the aggregate XRP or cash subscribed, the $10.00 per share equity valuation, or the refund provisions. Because the refundable investor advances are measured under the fair value option, the Company accounted for the amendment as a modification. The Company remeasured the liability at fair value using the amended terms as of the amendment date.
As of September 30, 2026, the refundable investor advances of $524,259,563 have been reclassified as noncurrent liabilities, as the advances were settled in full through the issuance of equity interests in connection with the closing of the Business Combination on October 9, 2026, prior to the issuance of these condensed consolidated financial

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements, and no cash was repaid to investors (see Note 13 - Subsequent Events). As of December 31, 2025, the advances were classified as current liabilities, as settlement in equity was contingent on the closing of the Business Combination.
Increases (decreases) in the probability of consummation of the Business Combination and fair value of Custody XRP would generally result in increase (decrease) in the fair value of the liability, respectively, and changes in these assumptions could have a material impact on the recorded fair value of the refundable investor advances. Changes in the fair value of the refundable investor advances are recognized on the statement of operations as other (income) expense.
The following tables present the changes in the fair value of the refundable investor advances for the period from August 29, 2025 (inception) to December 31, 2025, the three months ended September 30, 2026, and the nine months ended September 30, 2026:

Balance at August 29, 2025	$—
Additions	846,625,038
Change in fair value	(82,054,043)
Ending balance at December 31, 2025	$764,570,995

Balance at July 1, 2026	$687,093,995
Additions	—
Change in fair value	(162,834,432)
Ending balance at September 30, 2026	$524,259,563

Balance at January 1, 2026	$764,570,995
Additions	—
Change in fair value	(240,311,432)
Ending balance at September 30, 2026	$524,259,563

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.       Fair Value Measurements
Below summarizes the financial liabilities measured at fair value as of December 31, 2025 and September 30, 2026, respectively:

	December 31, 2025
Financial liabilities measured at fair value	Level 1	Level 2	Level 3	Total
Refundable investor advances	$—	$—	$764,570,995	$764,570,995
Total financial liabilities	$—	$—	$764,570,995	$764,570,995

	September 30, 2026
Financial liabilities measured at fair value	Level 1	Level 2	Level 3	Total
Refundable investor advances	$—	$—	$524,259,563	$524,259,563
Total financial liabilities	$—	$—	$524,259,563	$524,259,563
8.       Income Taxes
Income tax expense for the three and nine months ended September 30, 2026 was approximately $0 on pre-tax income (loss) of $155,264,700 and $(32,870,033), respectively. The effective tax rate was 0.00% for each period.
The Company’s recorded effective tax rate differs from the U.S. statutory rate primarily because the Company continues to maintain a full valuation allowance against its net deferred tax assets.
The Company currently has a valuation allowance recorded against its deductible temporary differences and net operating loss carryforwards where it is more likely than not that such deferred tax assets will not be realized. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, including significant events and transactions, both positive and negative, including reversing taxable temporary differences and forecasted earnings in assessing its need for a valuation allowance in each jurisdiction. As a result of the Company’s analysis, it concluded that it is more likely than not that its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its deferred tax assets. The Company continues to monitor available evidence and may reverse some or all its remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against its deferred tax assets of $38.4 million as of December 31, 2025.
9.       Commitments and Contingencies
Loss Contingencies
In the normal course of business, the Company may be involved in claims and legal proceedings. The Company records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred. As of September 30, 2026, there were no such matters outstanding.
10.     Related Party Transactions
Notes Payable, Related Party
On November 6, 2025, the Company entered into an unsecured revolving credit facility with Ripple, allowing borrowings of up to $1.0 million (“Related Party Credit Facility”). Amounts outstanding bear interest at 3.81% per

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
annum, calculated on a 360-day year basis. No draws were made on this Related Party Credit Facility as of September 30, 2026.
All amounts are repayable within five business days of the earliest of (i) lender demand, (ii) closing of the Business Combination, or (iii) termination of BCA.
Related Party Transactions with the Parent
As of September 30, 2026 and December 31, 2025, the Company recorded $406,875 and $3,870,625, respectively, of related party payable. These balances represent obligations for costs incurred by the Company that were funded, or are expected to be funded, by the Parent on the Company’s behalf.
Related Party Payable with Pathfinder
As of September 30, 2026, the Company had vendor obligations that were funded through loan draws made by Pathfinder or cash payment from Pathfinder. When Pathfinder makes draws or pays vendors directly from its bank account on Evernorth’s behalf, a corresponding payable is recorded by Evernorth. These transaction-related expenses primarily consist of professional service fees, including consulting, accounting, and legal fees, as well as other start-up costs. As of September 30, 2026, Evernorth recognized a related party payable of $3,562,118 owed to Pathfinder, which included $35,297 of interest. As of December 31, 2025, the related party payable totaled $716,710, inclusive of $5,463 of interest. This balance represents an intercompany obligation that Evernorth expects to settle in the normal course of operations.
11.     Stockholder’s Equity
As of September 30, 2026, Evernorth was a corporation with authorized common stock of 1,000 shares, par value $0.001 per share, where 1 share is issued at par and outstanding and held by Ripple. As of September 30, 2026, no other classes of equity securities were issued or outstanding.
No dividends or distributions were declared or paid by the Company during the periods presented.
12.     Earnings Per Share
For the three and nine months ended September 30, 2026, the Company reported net income (loss) of $155,264,700 and $(32,870,033), respectively, and had one weighted-average common share outstanding. Accordingly, the basic EPS is $155,264,700 and $(32,870,033) per share.
The Company recorded a liability for refundable investor advances (see Note 6) that is contingently settleable in shares upon consummation of the Business Combination. During the three and nine months ended September 30, 2026, the Company recognized gains of $162,834,432 and $240,311,432, respectively, from the change in fair value of this liability. As the Business Combination had not been consummated as of September 30, 2026, the contingently issuable shares were excluded from the diluted EPS calculation. Accordingly, the diluted EPS for the three and nine months ended September 30, 2026 was equivalent to basic EPS.
13.     Subsequent Events
Management has evaluated subsequent events through November 13, 2026, the date the condensed consolidated financial statements were available to be issued. The following events requiring disclosure are noted below.
Consummation of BCA

On October 9, 2026, the Company consummated the Business Combination pursuant to the BCA, as amended. In accordance with the BCA, Company Merger Sub merged with and into Pathfinder and SPAC Merger Sub merged with and into SPAC. Pathfinder and SPAC survived as subsidiaries of the Company. Upon consummation of the

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mergers, the Company ceased to be a wholly-owned subsidiary of the Parent. Pubco Class A Common Stock began trading on the Nasdaq Stock Market under the ticker symbol "XRPN" on October 12, 2026.
On the Closing Date, based on a Closing XRP Price of $1.43069, the Company issued the following equity interests at a $10.00 per share equity valuation:

•Advance and Delayed Subscription Agreements: 11,748,249 shares of Pubco Class A Common Stock and 2,359,038 shares of Pubco Class C Common Stock. The Class C shares were issued to certain investors affiliated with SBI Holdings, Inc. as a result of the 39.9% ownership threshold.
•Series C Subscription Agreement: the Sponsor received 30,233,211 Series C Initial Subscribed Shares, consisting of Pubco Class A Common Stock and Pubco Class C Common Stock, reflecting the 19.9% voting ownership threshold.
•Contribution Agreement: Ripple received 1,678,382 shares of Pubco Class A Common Stock reflecting the 9.9% ownership threshold, and 16,461,545 Pathfinder Units. Combined with the Contributor Related Party Entity, its ownership of Pubco does not exceed 9.9% immediately following the closing.
•Contributor Related Party Entity Subscription Agreement: the Contributor Related Party Entity received 661,867 shares of Pubco Class A Common Stock reflecting the 9.9% ownership threshold and 6,491,583 Pathfinder Units. Combined with Ripple, its ownership of Pubco does not exceed 9.9% immediately following the closing.
Upon issuance of these equity interests, the refundable investor advances described in Note 6 were settled. The contractual restrictions on the Custody XRP described in Note 4 also lapsed. Amounts outstanding under the Related Party Credit Facility became repayable within five business days of the Closing Date.
Upon closing, deferred offering costs were reclassified as a reduction of additional paid-in capital.
On October 13, 2026, the Company issued the Convertible Note and received net cash proceeds of $29.0 million, after deducting a $1.0 million fee paid to its capital markets advisor.
In connection with the Business Combination, the Company subsequently transferred 346,484,972 XRP to Pathfinder.
The Business Combination will be accounted for as a reverse recapitalization, with the Company treated as the accounting acquirer.
ELOC Facility

On October 23, 2026, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with CF Principal Investments LLC ("Cantor"), establishing a committed equity facility (the "ELOC Facility"). Under the agreement, the Company may direct Cantor to purchase shares of Pubco Class A Common Stock from time to time at its sole discretion. Total purchases may not exceed 5,218,935 shares of Pubco Class A Common Stock, representing less than 20% of the Pubco Class A Common Stock outstanding immediately before the agreement was signed. Purchases are made at 97% of the volume-weighted average price over the applicable purchase period. Cantor is not required to purchase shares that would cause its beneficial ownership to exceed 4.99% of the outstanding Pubco Class A Common Stock. Sales may begin only after a registration statement covering the resale of the shares is declared effective. The Purchase Agreement expires on the first day of the month following the 14-month anniversary of its date, unless terminated earlier. The registration statement relating to the ELOC Facility was declared effective on October 30, 2026. The Company agreed to pay Cantor a non-refundable cash commitment fee of $0.5 million within five business days of such date.

EVERNORTH HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warrant Exercise

In connection with the closing of the Business Combination on October 9, 2026, the Company assumed 11,739,645 Warrants pursuant to the Warrant Assignment, Assumption and Amendment Agreement. Each warrant entitles the holder to purchase one share of Pubco Class A Common Stock at an exercise price of $11.50 per share. Between October 12, 2026 and November 9, 2026, holders exercised 3,073,366 warrants for cash, and the Company issued 3,073,366 shares of Pubco Class A Common Stock and received gross proceeds of $35.3 million. Following these exercises, 8,666,279 warrants remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
References in this section to “we,” “us,” or “our” are to Evernorth Holdings Inc ("Evernorth", "Pubco"). The historical financial information discussed below reflects Evernorth's results of operations and financial condition as of and for the periods ended September 30, 2026, which are prior to the consummation of the business combination and related transactions described elsewhere in this Quarterly Report on Form 10-Q (collectively, the "Transactions") on October 9, 2026 (the "Closing"). Accordingly, the historical financial information does not reflect the effects of the Transactions. Where indicated, this discussion also describes certain events that occurred after September 30, 2026 and through the date of this Quarterly Report on Form 10-Q, including the Closing. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements of Evernorth and related notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q.
In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q.
Overview
Evernorth is a purpose-built vehicle for investment into XRP through public equity markets and will provide pure play access to XRP for institutional investors through a scalable, liquid, and regulated vehicle. Evernorth operates as an active manager of our XRP assets striving to maximize stockholder value through sophisticated asset management techniques, including efficient acquisition of XRP, active portfolio management, diversified yield generation strategies and strategic geographic expansion. Evernorth seeks to capitalize on the momentum of XRP and the XRP Ledger, which were purpose built to be an incredibly effective and efficient method to bring a broad swath of financial infrastructure onto a public blockchain, resulting in faster, cheaper and capital efficient transactions.
Evernorth leverages its experienced management team to actively manage our XRP assets, raises additional capital, and generates yield on a portion of our XRP assets with the goal of effectively managing operational, reputational and market risks by partnering with top-tier providers, utilizing careful portfolio construction, and implementing risk management controls designed to be strong.
Key Performance Indicators
We regularly review a number of metrics, including the following KPIs, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.
XRP Per Share
XRP per share is our primary KPI by which we measure the performance of our business. XRP per share as of a given date is calculated as the number of XRP attributable to Pubco, divided by the aggregate number of shares of Pubco Class A Common Stock and Pubco Class C Common Stock outstanding. Management uses XRP per share (also referred to as “XRP reserves per share”) to measure our ability to grow our XRP holdings relative to the number of outstanding shares and to provide stockholders visibility into per-share XRP accumulation over time. We use this metric to evaluate the impact of capital structure actions, financings, and other transactions on existing holders, including whether such actions are expected to be accretive or dilutive to XRP per share, and to inform capital allocation decisions (including determinations regarding additional equity or debt financing) and internal performance targets.
Yield Per Token
Yield per token is the primary measure of financial performance of our yield-generating business. Yield per token is calculated as the number of XRP generated by our yield-generating strategies, divided by the number of tokens deployed in such strategies. Management uses yield per token to evaluate the effectiveness of our yield-generating strategies and, together with related per-share measures (including “XRP generation per share”), to assess the yield and income generated from our XRP holdings on a per-share basis. These metrics inform decisions regarding how much XRP to deploy, strategy selection, risk limits, and allocation among strategies, and serve as benchmarks for evaluating management’s execution of our treasury strategy over time, including whether to scale, modify, or discontinue particular strategies.
Principal Factors Affecting Our Results of Operations and Material Trends
Pubco’s future results are expected to be impacted by the highly volatile nature of XRP’s price on various trading platforms, as well as conditions and trends relating to demand for XRP or other digital assets, and other factors, including the degree of success we have in executing on our business strategies, including the XRP acquisition and management strategy, regulatory and technical developments surrounding XRP and other cryptocurrencies, and the effectiveness of our marketing and sales efforts to develop a robust and diverse investor base. The primary factors that are expected to impact our results and present significant opportunities, as well as pose risks and challenges, are described below. We believe that our performance and future success depend on the factors discussed below, and those mentioned in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
•Price of XRP: Our business is expected to be heavily dependent on the price of XRP, which has historically experienced significant volatility. As of September 30, 2026, we held approximately 346 million XRP, and expect in the future to acquire additional XRP through at-market purchases to build our strategic reserve of XRP.
•Awareness: The perception of XRP as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of XRP, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader XRP economy.
•Regulation: The global regulatory landscape for XRP, including clarity around its legal status, accounting and tax treatment, and other compliance requirements, will significantly impact its growth. The legal and regulatory treatment of XRP, particularly in the United States where certain regulatory proceedings have occurred, remains subject to evolving interpretations. Favorable regulatory developments may encourage adoption, while restrictive measures or enforcement actions could hinder it.
•Institutional Adoption: Increased participation by institutional investors and financial institutions—including banks, payment processors, and corporations—can drive market confidence and liquidity, supporting continued growth of XRP use for cross-border settlement and treasury applications.
•Political Environment: Digital assets have entered the political conversation in the United States and abroad. We cannot be certain as to how future regulatory developments will impact the treatment of XRP under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of XRP and materially and adversely impact our business.
•Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence XRP adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like XRP.
•Technological Innovation: Advances in blockchain and distributed-ledger technology—such as improvements to the XRP Ledger’s throughput, interoperability, and security—may enhance XRP adoption and integration into payment systems. At the same time, competition is expected to intensify from companies offering both traditional financial services and other digital-asset-based solutions.
Plan of Operations, Expected Revenue Sources
We expect to generate revenue through the following business lines in the initial period following the Transactions:
•Our XRP accumulation and management strategy will involve (i) the acquisition of XRP (from the proceeds of any future debt and equity financings, and operating cash flows in excess of expenses) according to a discretionary, macro-driven investment thesis, (ii) the strategic management of its XRP holdings, subject to market conditions and other factors, and (iii) the undertaking of capital-raising transactions, from time to time and subject to market conditions, with the objective of generating proceeds to be used for general corporate purposes, including the purchase of XRP.
•We may, from time to time and subject to market conditions, (i) sell XRP for general corporate purposes or to pursue strategies it believes are accretive to stockholders, (ii) consider secured financing transactions in which its XRP holdings could serve as collateral, where permissible, and (iii) explore strategies to monetize or otherwise utilize its XRP holdings (for example, through the development and commercialization of XRP-Ledger-based financial products and services).
•We may, from time to time and subject to market conditions, participate in yield generating strategies with a portion of our XRP assets. The percentage of our treasury utilized for yield generation will be dynamic and actively managed depending upon market conditions, available yield earning opportunities, and ongoing capital raising efforts. Over time, decentralized finance strategies may be developed and employed, allowing for additional income generating opportunities.
Many factors may impact our future operations and our ability to execute on the activities listed above. Factors impacting both XRP directly, and the broader digital asset market, may have a direct or indirect impact upon our operations, either positively or negatively.
We expect that strong positive price movements in the general digital asset markets and/or XRP specifically will have a positive impact on our operations, allowing for more robust capital raising and yield earning opportunities, with the converse being true in times of strong negative price movements.
Results of Operations
From August 29, 2025 (inception) through September 30, 2025, Evernorth incurred $0.5 million of net loss, primarily driven by general and administrative expenses.
For the three and nine months ended September 30, 2026, Evernorth generated $155.3 million of net income and incurred $32.9 million of net loss, respectively, primarily driven by digital asset impairment, changes in fair value of refundable investor advances, and general and administrative expenses.
Evernorth expects to continue to incur additional losses in future periods due to additional cost related to the Mergers and the Transaction, strategic investments in XRP, portfolio management activities, and expansion of operational infrastructure. Evernorth has not yet generated any revenue, and its ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully raise capital to acquire additional XRP.
Risks and Uncertainties Associated with Future Results of Operations
Our lack of operating history will also make it difficult to accurately forecast the future results of operations, which is subject to a number of uncertainties including Pubco’s ability to grow its XRP reserves per share and XRP generation per share, and the market size and growth opportunities in each of our anticipated lines of business.
Our ability to generate cash flow initially will largely be dependent on our ability to raise capital to acquire additional XRP. Our business strategy may not be realized as quickly as hoped, or even at all. Further, even if we achieve growth, in future periods, that growth could slow or decline for a number of reasons, including, but not limited to, XRP volatility, increased competition, digital coins that compete with and may result in a decline in utilization of XRP or replace XRP, our inability to develop, improve or effectively scale XRP acquisition or to access and acquire XRP not held in exchanges, government regulation or our failure, for any reason, to continue to take advantage of growth opportunities.
For additional information, see “Risk Factors—Risks Related to the Business and Strategy of Pubco.” in our registration statement on Form S-1, filed with the SEC on October 30, 2026.
Liquidity and Capital Resources
Overview
Evernorth reported losses from operations of $0.5 million for the period from August 29, 2025 to September 30, 2025. Evernorth reported losses from operations of $7.6 million and $273.2 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, Evernorth had an unrestricted cash balance of $0.1 million, a net working capital deficit of $10.0 million and accumulated deficit of $185.6 million.
Evernorth’s primary source of liquidity is loans from Ripple Labs, Inc. (“Ripple”) and XRP contributed to Pathfinder Digital Assets LLC (“Pathfinder”), which is also available to fund operating activities of Evernorth. On November 6, 2025,

Evernorth entered into a master intercompany facility agreement with Ripple (as amended, the “Evernorth Facility Agreement”), establishing a $1.0 million revolving credit facility (the “Evernorth Facility”), and on February 11, 2026, Evernorth entered into an amendment to the Evernorth Facility Agreement. Interest on amounts drawn under the Evernorth Facility accrues at a rate of 3.81% per annum from November 6, 2025. Amounts borrowed under the Evernorth Facility were required to be repaid within five business days after the Closing Date, or earlier upon five business days’ notice of demand by Ripple. See “Related Party Transactions” described in Note 10 of Evernorth’s unaudited condensed consolidated financial statements. As of September 30, 2026, Evernorth had not borrowed under the Evernorth Facility. In addition, certain operating costs of Evernorth have been paid on its behalf by Pathfinder, resulting in amounts owed by Evernorth to Pathfinder of $3.6 million as of September 30, 2026, which are reflected as a related party payable.
Since inception, Pubco has raised $214.1 million in cash and 261,919,096 in XRP relating to Private Placement Subscription Agreements (“Pubco XRP”) dated on or about the October 19, 2025 ("Signing Date"). Pubco, as required by certain of such Private Placement Subscription Agreements, subsequently used the $214.1 million of cash proceeds to purchase 84,365,876 XRP. As of September 30, 2026, Evernorth holds approximately 346,284,972 tokens of XRP.
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs. Our management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to our business operations and the development of market and strategic relationships with other businesses. Our future capital requirements will depend on many factors, including our operating activities, business strategy and future financing needs. We may seek to obtain additional financing to achieve its business plan through possible equity offerings or debt financing.
In connection with the Closing, we received aggregate gross cash proceeds of approximately $272.6 million, consisting of approximately $224.6 million from the Private Placement Investments and approximately $48.0 million released from the Trust Account after giving effect to the redemptions by SPAC's public stockholders, before transaction expenses. Investors also contributed approximately 388,910,554 XRP in kind. In connection with the Transactions, Pathfinder entered into engagement letters with an investment bank that provided for certain fees payable upon the successful closing of the Transactions. These fees included (i) an advisory fee of $4.0 million, (ii) a placement fee equal to 4% of eligible proceeds from PIPE or private placements and non-redemption arrangements entered into by the SPAC or Pathfinder (together with the advisory fee, the “Contingent Fees”), and (iii) reimbursable expenses of up to $0.5 million. The advisory and placement fees and other amounts reduced the cash available to Pubco and Pathfinder.
Convertible Notes
On September 11, 2026 (the “Convertible Note Signing Date”), Pubco entered into a note purchase agreement with a purchaser, pursuant to which Pubco agreed to issue $30.0 million principal amount (the “Original Principal Amount”) of its 4.00% Convertible Senior PIK Notes due 2031 (the "Convertible Notes"), subject to increase in the form of additional principal representing interest paid in kind (“PIK Interest”). Payment for and issuance of the Convertible Notes occurred on October 13, 2026 (the “Effectiveness Date”). Pubco received approximately $30.0 million of proceeds before transaction expenses payable by Pubco and intends to use the proceeds for general corporate purposes, including the acquisition of XRP and other activities within the XRP ecosystem. The Convertible Notes are senior, unsecured obligations of Pubco and rank at least pari passu, without preference or priority, with all other unsecured and unsubordinated indebtedness of Pubco.
PIK Interest accrues on the outstanding principal from and after the Effectiveness Date at 4.00% per annum and is capitalized until the earliest of (i) the conversion date, (ii) the fifth anniversary of the Effectiveness Date (the “Maturity Date”) and (iii) the date Pubco receives an investor put right. Any PIK Interest accrued but not yet capitalized for the partial interest period from the most recent interest payment date through the applicable date is capitalized as of that date. The Convertible Notes mature in 2031 unless earlier converted, redeemed or repurchased. Upon any default in an amount payable in cash, interest accrues on the overdue amount at 7.00% per annum solely for the period of delay. The Convertible Notes are not subject to prepayment or redemption at Pubco’s option.
At any time on or after the one-year anniversary of the Effectiveness Date and before the Maturity Date, the holder may convert all, but not less than all, of its Convertible Notes. The initial conversion rate is 98.03921 shares of Pubco Class A Common Stock per $1,000 principal amount, including capitalized PIK Interest, representing an initial conversion price of approximately $10.20 per share. Conversion may be settled in cash, shares or a combination, at the holder’s option. If the conversion value otherwise would exceed 4.0 times the Original Principal Amount, based on the average of the daily volume-weighted average prices of Pubco Class A Common Stock over a 30-trading-day observation period and the aggregate principal amount on the conversion date, the conversion rate is reduced so that the resulting conversion value equals 4.0 times the Original Principal Amount. The conversion rate and conversion price are subject to proportional adjustment for share dividends and share splits or combinations, and customary adjustments apply upon a “Merger Event.” Upon an Event of Default or a Fundamental Transaction, the holder may require redemption of all, but not less than all, of its Convertible Notes at a price which, together with prior payments, provides a yield to put of 8.0% per annum on the Original Principal Amount.
ELOC Facility
On October 23, 2026, Pubco entered into a common stock purchase agreement (the "Purchase Agreement") with CF Principal Investments LLC ("Cantor"), establishing a committed equity facility (the "ELOC Facility"). At the same time, Pubco entered into a registration rights agreement with Cantor and filed a registration statement on Form S-1 to register Cantor's resale of the shares. Under the Purchase Agreement, Pubco has the right, but not the obligation, to direct Cantor to purchase up to 5,218,935 shares of Pubco Class A Common Stock (the "Total Commitment"). Pubco decides the timing and amount of any purchases at its sole discretion. Sales may begin only after the registration statement is declared effective and certain other conditions are met (the "Commencement Date"). The Purchase Agreement expires on the first day of the month following the 14-month anniversary of its date unless terminated earlier, and this term cannot be extended. Pubco intends to use any proceeds for general corporate purposes, including the acquisition of XRP and other activities within the XRP ecosystem, as well as working capital.
Each purchase is priced at 97% of the volume-weighted average price ("VWAP") of Pubco Class A Common Stock over the applicable purchase period. If Pubco requests more than 20% of trading volume and Cantor accepts, the price is instead based on the lower of the VWAP and the lowest block trade price. Each purchase is capped at the lesser of 20% of trading volume during the purchase period and Pubco's good-faith share estimate. Pubco may deliver a purchase notice only if the prior trading day's closing price is at least equal to a threshold price. The threshold price is the greater of $1.00, 90% of the prior day's closing price, or a higher price set by Pubco. Cantor is not required to purchase shares that would cause it to beneficially own more than 4.99% of the outstanding Pubco Class A Common Stock. While the Purchase Agreement is in effect, Pubco generally may not enter into variable rate transactions, including other equity lines of credit or at-the-market offerings, subject to limited exceptions.
In consideration for entering into the Purchase Agreement, Pubco agreed to pay Cantor a cash commitment fee of approximately $0.5 million (the "Upfront Commitment Fee") within five business days after October 30, 2026, which was the date the registration statement for the ELOC Facility was declared effective. The fee is fully earned and non-refundable. It is subject to a true-up equal to 1.0% of the Total Commitment multiplied by a reference purchase VWAP, and the Upfront Commitment Fee plus any additional fee cannot exceed $1.0 million in total. Pubco also agreed to reimburse Cantor's expenses of up to $0.5 million in total. The proceeds Pubco receives under the ELOC Facility will depend on how often and at what prices it sells shares to Cantor.
Cash Flows
The following table summarizes our cash flows for Evernorth:

	Period ended September 30, 2026	August 29, 2025 (Inception) to September 30, 2025
Net cash used in operating activities	$(1,722,130)	$—
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,813,527	—
Net change in cash, cash equivalents, and restricted cash	$91,397	$—
Cash Flows Used in Operating Activities
For the period ended September 30, 2026, net cash used in operating activities was $1.7 million. Net loss of $32.9 million, as adjusted for non-cash items including a gain of $240.3 million related to changes in the fair value of refundable investor advances offset by a digital asset impairment charge of $271.0 million. Changes in operating assets and liabilities further impacted cash flows, including a $2.0 million increase in related party payables and a $1.6 million decrease in accounts payable and accrued liabilities.

For the period from August 29, 2025 to September 30, 2025, there was no change in cash, cash equivalents, and restricted cash relating to operating activities.
Cash Flows Provided by Financing Activities
For the period ended September 30, 2026, Evernorth generated approximately $1.8 million of cash from financing activities, consisting primarily of $2.8 million of proceeds from Pathfinder to fund vendor obligations paid on behalf of Evernorth, partially offset by $1.0 million paid in deferred offering costs.
For the period from August 29, 2025 to September 30, 2025, there was no change in cash, cash equivalents, and restricted cash relating to financing activities.
Critical Accounting Estimates
Evernorth’s unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on the Form 10-Q are prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates on assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Digital Assets and Principal Markets
In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), which establishes new guidance for the subsequent measurement and disclosure of certain crypto assets. The guidance applies only to crypto assets that meet specified criteria.
Our holdings of XRP do not meet the scoping criteria for ASU 2023-08. Accordingly, we account for XRP as an indefinite-lived intangible asset under ASC 350-30 and measure such assets at cost, less impairment. In assessing impairment, the Company considers the lowest observable intraday price for one XRP on the principal market at any time since acquisition of the specific XRP held. An impairment loss is recognized when the carrying value of an XRP exceeds this lowest quoted price, in an amount equal to the difference.
In accordance with ASC 820, we determine the fair value of our XRP for purposes of evaluating contribution date fair value to determine cost and impairment based on quoted prices from its principal market, defined as the market with the greatest volume and level of activity for XRP that we have access to at the measurement date.
Our XRP is accounted for at cost less impairment, and therefore the principal market determination is applied when assessing whether the carrying value of XRP exceeds its fair value, rather than for recurring fair value measurement. Changes in the principal market, market liquidity, or price observability could materially affect our impairment conclusions.
As we do not actively trade XRP on digital asset markets, management evaluates observable market data across multiple eligible digital asset trading platforms to identify the principal market. In making this determination, management considers, among other factors, (i) market-based trading volume and level of activity, (ii) the consistency and stability of quoted prices across markets, and (iii) whether the markets are reasonably believed to operate in compliance with applicable regulatory, anti-money laundering, and know-your-customer requirements. Based on this assessment, we selected Coinbase as the trading platform market that represents the principal market for XRP for financial reporting purposes.
We reassess the principal market determination at least annually and monitor it to evaluate whether changes in market structure, trading activity, price dispersion, or accessibility would require a change in the identified principal market. Changes in the principal market could result in differences in the quoted prices used to measure the fair value of XRP and, accordingly, could materially affect reported digital asset balances and impairment charges. While we believe the assumptions used in determining the principal market are reasonable, actual results could differ if market conditions or available information change.

Refundable Investor Advances
Evernorth has elected the fair value option under ASC 825 Financial Instruments, to account for its refundable investor advances. Under the fair value option, refundable investor advances are remeasured at fair value on a recurring basis, with changes in fair value recognized in earnings. The fair value of the refundable investor advances is determined in accordance with ASC 820 Fair Value Measurement, using an exit price notion that reflects the amount that would be paid to transfer the obligation in an orderly transaction between market participants at the measurement date. The valuation incorporated the contractual settlement features of the advances, including the issuance of Pubco shares upon consummation of the BCA at an assumed valuation of $10 per share. Upon consummation of the BCA, the refundable investor advances were settled through the issuance of Pubco shares. Changes in the fair value of XRP would generally result in corresponding changes in the fair value of the liability. As of September 30, 2026, the change in XRP price by $0.01 and change in probability of the consummation of the BCA by 1% would lead to the change in fair value of the refundable investor advances by $0.0 million and $0.1 million, respectively. As of December 31, 2025, the change in XRP price by $0.01 and change in probability of consummation of the BCA by 1% would lead to the change in fair value of the refundable investor advances by $1.0 million and $1.9 million, respectively.
While Evernorth believes the valuation methodologies and assumptions used are reasonable and consistent with market participant assumptions, the estimation process is inherently subjective. Accordingly, actual results may differ from those estimates, and such differences could be material.
See Note 2 to Evernorth’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant accounting policies.
Off-Balance Sheet Arrangements
Other than as otherwise described in this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Evernorth has a contractual obligation to return cash and XRP contributed by investors through the Private Placement Subscription Agreements, which has been recorded as refundable investor advances. See above for discussion. Following the Closing, Evernorth has long-term debt consisting of Pubco’s $30.0 million principal amount of Convertible Notes. The Convertible Notes accrue PIK Interest at 4.00% per annum, which increases the outstanding principal until conversion, the Maturity Date or an investor put right, and mature in 2031 unless earlier converted, redeemed or repurchased. Evernorth does not have any capital lease obligations, operating lease obligations or long-term non-cancellable liabilities.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” described in Note 3 of Evernorth’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
Pubco is expected to be an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. Evernorth has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

XRP Market Price Risk
Market risk refers to the risk that the market price of XRP held by Pubco will rise or fall, sometimes rapidly or unpredictably.
Convertible Notes and Conversion Risk
The Convertible Notes accrue PIK Interest at a fixed rate of 4.00% per annum, which increases Pubco’s outstanding principal balance until conversion, the Maturity Date or an investor put right. Changes in market interest rates, the trading price of Pubco Class A Common Stock and the market value of XRP may affect the attractiveness, market value and potential conversion or redemption of the Convertible Notes. Any conversion may require Pubco to settle in cash, issue shares or use a combination of both, and any resulting cash requirements or dilution could adversely affect Pubco’s liquidity, financial condition and the market price of its securities.
Custody Risk
Following the Transactions, Pubco’s XRP is held with third-party custodians, initially BitGo Trust, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our XRP assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we monitor the financial health, insurance coverage, and security measures of our custodians, as well as obtaining service auditor reports, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate. For more information, see “Information on the Company—Custody Arrangements.”
Item 4. Controls and Procedures
 a) Evaluation of disclosure controls and procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our management carried out an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2026 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
b) Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding material legal proceedings in which we were involved during the period covered by this report, see Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.
We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors
Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the registration statement on Form S-1, filed with the SEC on October 30, 2026, in the section titled “Risk Factors”, and such description is incorporated herein by reference.

Pubco is a holding company and its principal asset is its 71.5% ownership interest in Pathfinder, and it is accordingly dependent upon distributions from Pathfinder to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

Pubco is a holding company and its principal asset is its ownership of approximately 71.5% of the outstanding common units of Pathfinder (the “Company Units”), including Company Units held through Pubco’s ownership of SPAC. Pubco has no independent means of generating revenue. Pathfinder is, and will continue to be, treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to U.S. federal income tax. Instead, the taxable income of Pathfinder will be allocated to holders of Company Units, including Pubco. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Pathfinder. Pubco will also incur expenses related to its operations and has obligations to make payments under the tax receivable agreement among Pubco, Pathfinder, and the other parties party thereto from time to time (the “Tax Receivable Agreement”).

As the sole managing member of Pathfinder, Pubco intends to cause Pathfinder to make distributions to the holders of Company Units (including Pubco) in amounts sufficient to (i) cover all applicable taxes payable by Pubco and the other holders of Company Units, (ii) allow Pubco to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to Pubco’s stockholders in accordance with its dividend policy, to the extent that Pubco’s board of directors declares such dividends and (iv) pay its expenses. Deterioration in the financial conditions, earnings or cash flow of Pathfinder and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Pubco need funds and Pathfinder is restricted from making such distributions under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, Pubco may not be able to obtain such funds on terms acceptable to it, or at all, and, as a result, could suffer a material adverse effect on its liquidity and financial condition. To the extent that Pubco is unable to make payments under the Tax Receivable Agreement for any reason, such payment will accrue interest until paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description

2.1(1)*
Business Combination Agreement, dated as of October 19, 2025, by and among Armada Acquisition Corp. II, Evernorth Holdings Inc., Pathfinder Digital Assets LLC, SPAC Merger Sub, Company Merger Sub, and Ripple Labs Inc. (incorporated by reference to Exhibit 2.1 to SPAC’s Current Report on Form 8-K, filed with the SEC on October 20, 2025).

3.1*
Amended and Restated Articles of Incorporation of Pubco (as effective on October 9, 2026) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026)

3.2*
Amended and Restated Bylaws of Pubco (as effective on October 9, 2026) (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

4.1*
Warrant Assignment, Assumption and Amendment Agreement, dated as of October 9, 2026, by and among Pubco, SPAC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

10.1(1)*
Amended and Restated Registration Rights Agreement, dated as of October 9, 2026, by and among Pubco, SPAC, the Sponsor and the holders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

10.2(1)*	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to SPAC’s Current Report on Form 8-K, filed with the SEC on October 20, 2025).

10.3(1)*	Evernorth Holdings Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

10.4(1)*
Evernorth Holdings Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

10.5(1)*
Amended and Restated Limited Liability Company Agreement of Pathfinder Digital Assets LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026).

10.6(1)*	Amendment No. 1 to Contribution Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.7(1)*
Form of Amendment No. 1 to Advance Funding Subscription Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.8(1)*
Form of Amendment No. 1 to Advance Funding Subscription Agreement (SBI Entity Amendments) (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.9(1)*
Amendment No. 1 to Series C Subscription Agreement (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.10(1)*
Amendment No. 1 to Contributor Related Party Entity Subscription Agreement (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.11(1)*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.11 to Pubco’s Current Report on Form 8-K (File No. 001-43505), filed with the SEC on October 9, 2026).

10.12(1)*
Amendment No. 1 to the Business Combination Agreement (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.13(1)*
Amendment No. 1 to the Sponsor Support Agreement (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 (File No. 333-294417) filed by Pubco with the SEC on August 26, 2026).

10.14(1)*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 9, 2026)

Exhibit No.	Description

10.15(1)*
Note Purchase Agreement, dated as of September 11, 2026, between Evernorth Holdings Inc. and NH Investment & Securities Co. as trustee of Kyobo AIM Corporate Finance General Private Investment Trust No. 3 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pubco with the SEC on September 17, 2026).

10.16(1)*	Form of certificate representing the 4.00% Convertible Senior PIK Notes due 2031 (included as Exhibit A to Exhibit 10.35).

10.17(1)*
Second Amendment to Master Intercompany Facility Agreement, dated October 7, 2026, between Ripple Labs Inc. and Pathfinder Digital Assets LLC (incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 1 to Form S-4 on Form S-1 (File No. 333-294417) filed by Pubco with the SEC on October 13, 2026).

10.18(1)*
Common Stock Purchase Agreement, dated as of October 23, 2026, between Evernorth Holdings Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 23, 2026).

10.19(1)*
Registration Rights Agreement, dated as of October 23, 2026, between Evernorth Holdings Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-43505) filed by Pubco with the SEC on October 23, 2026).

31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*         Previously filed.
**       Filed herewith.
***     Furnished herewith.
(1)Certain schedules, exhibits and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted information to the SEC upon its request.
†         Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Asheesh Birla	Asheesh Birla Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2026

/s/ Matthew Frymier	Matthew Frymier Chief Financial Officer (Principal Accounting and Financial Officer)	November 13, 2026